Form 10-K
period 1993-12-31
SUBURBAN BANCORP INC /DE/
filed 1994-03-25
CIK 356981

ELECTRONIC SUBMISSION HEADER
CIK             356981
PASSWORD        AE4886
FORM TYPE       10-K
DOCUMENTS       2
EQUIPMENT       101
FILER           SUBURBAN BANCORP, INC.
CONTACT         EDWARD C. MURAWSKI
TELEPHONE       (708) 359-1077 Ext 28






          PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION      COVER LETTER
DOCUMENT TYPE             3
COUNT                     1






          PAGE 1




                                          March 25, 1994



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Report on Form 10-K
          Dated March 25, 1994
          Registrant - Suburban Bancorp, Inc.
          Commission File Number 0-11138

Gentlemen:

We herewith submit the above captioned report as an EDGAR filing.

                               Very truly yours,

                               SUBURBAN BANCORP, INC.



                               By: /s/ Edward C. Murawski
                               Senior Vice President






          PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION  10-K   12/31/93
DOCUMENT TYPE         1
COUNT                 16
SECTIONS
Part I                3
Part II               11
Part III              12
Part IV               12
Signatures            14
Index of Exhibits     15




     PAGE 1
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. (Fee Required)
          For the fiscal year ended December 31, 1993
                      or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Ex-change Act of 1934. (No Fee Required)
          For the transition period from             to
              Commission file number 0-11138
                SUBURBAN BANCORP, INC.
               (Exact name of Registrant as specified in its charter)

           Delaware                                      36-3150316
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)
      50 North Brockway
      Palatine, Illinois                                     60067
       (708) 359-1077                                      (Zip Code)
(Address and telephone number
of principal executive offices)
                           ______________________________

    Securities registered pursuant to Section 12(b) of the Act:  None
     Securities registered pursuant to Section 12(g) of the Act:
            Class A Common Stock, $1.00 Par Value
            Class B Common Stock, $1.00 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K [X]

     As of March 1, 1994, the aggregate market values of the Class A Common Stock and Class B Common Stock held by non-affiliates were $73,504,000 and $4,048,000, respectively. The value of the Class A Common Stock is based on the closing price for such stock on the NASDAQ National Market System on that date. The value of the Class B Common stock, as to which no market exists, is assumed to be equal to the value of the Class A Common Stock be-cause the Class B Common Stock is convertible into Class A Common Stock at any time on a one-for-one basis. Determination of stock ownership by non-affili-ates was made solely for the purpose of responding to this requirement and Registrant is not bound by this determination for any other purpose.

      As of March 1, 1994, there were 2,190,520 shares of Class A Common Stock and 1,256,486 shares of Class B Common Stock outstanding.

            Documents Incorporated by Reference:
Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1993 - Part I and II
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1994 - Part III



     PAGE 2
                 CROSS REFERENCE SHEET
                    AND INDEX

PART I                                                       Page

Item 1       Business                                          3

Item 1(a)    Executive Officers of the Company                 8

Item 2       Properties                                        9

Item 3       Legal Proceedings                                11

Item 4       Submission of Matters to a Vote of Security
             Holders                                          11

PART II

Item 5       Market for Company's Common Equity
             and Related Stockholder Matters                  11

Item 6       Selected Financial Data                          11

Item 7       Management's Discussion and Analysis of
             Financial Condition and Results of Operations    11

Item 8       Financial Statements and
             Supplementary Data                               11

Item 9       Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure           11

PART III

Item 10      Directors and Executive Officers of the
             Registrant                                       11

Item 11      Executive Compensation                           12

Item 12      Security Ownership of Certain Beneficial Owners
             and Management                                   12

Item 13      Certain Relationships and Related Transactions   12


PART IV

Item 14      Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                              12

SIGNATURES                                                    15

INDEX TO EXHIBITS                                             16

PART I

ITEM 1 - BUSINESS

Overview

     Suburban Bancorp, Inc. (the "Company") is organized as a multi-bank holding company, with its principal office in Palatine, Illinois. Its princi-pal subsidiaries are thirteen community banks. The banks are located in Cook, DuPage, Lake, Kane, and McHenry counties in suburban areas of metropolitan Chicago. Because most of their market areas are suburban communities, the banks are primarily retail-oriented, providing a wide range of financial services to individuals and small businesses. The market areas of the banks have a diversified economy, with several corporate headquarters and numerous smaller commercial and industrial businesses providing employment, with a large number of residents commuting to work in the City of Chicago.

     The  banks  engage in a general full service banking  business.   The
depository and loan products of the banks are generally those offered by competing financial institutions in the communities. Deposit products include several types of interest-bearing transaction accounts and savings and time deposits, including individual retirement accounts. Although numerous types of loans are available, the banks principally make secured commercial loans to small business organizations and secured installment loans to individuals.

     Additional products and services offered include lock box services, electronic fund transfers, automatic teller machines (ATMs), safe deposit facilities, automatic payroll deposit, cash management and trust services.

     Although each bank operates under the direction of its own board of directors, the Company has standard operating policies and procedures regard-ing asset/liability management, liquidity, investment, lending and deposit structure management. The Company has historically centralized certain opera-tions where economies of scale can be achieved.

Market Information

     As of March 1, 1994, the Company has 13 bank subsidiaries with 30 offices providing direct service to 31 communities in the Chicago metropolitan area. The combined populations of these communities have grown at a signifi-cantly faster pace than the population of the Chicago metropolitan area over the past two decades. Local planners forecast that growth in communities served by the banks will, on a percentage basis, greatly exceed that of the total metropolitan area. Average household income of the communities served by the Company was greater than the average Chicago metropolitan area income, and the Company believes that average incomes of the households it serves will continue to compare favorably to Chicago metropolitan averages for the fore-seeable future.

Subsidiary Banks

     The Company has made seven acquisitions in the past nine years.   The
Suburban Bank of Bartlett was purchased in 1985, both the Marengo State Bank and the Suburban Bank of West Brook in 1986, Suburban National Bank/Aurora and The State Bank of Woodstock in 1987, Suburban Bank of Oakbrook Terrace in 1988, and The State Bank of Huntley in 1993.

     The table below presents certain information regarding the subsidiary banks owned by the Company (dollars in thousands.)
                                                  December 31, 1993 (1)
      Name of Bank        Number   -------------------------------------------
(Year Formed/Year Af-       of      Total             Net    Return on Average
filiated with Suburban)  Locations  Assets   Equity   Income Assets   Equity
- - ------------------------ --------  --------  -------  ------ -------- -------

Suburban National Bank of
Palatine (1944/1961)           8   $280,581 $17,660  $3,582     1.29%   20.53%
Suburban Bank of Barrington
(1968/1983)                    3    185,677  11,647   2,651     1.53    23.71
The State Bank of Woodstock
(1889/1987)                    2    154,944  10,545   2,179     1.37    21.26
Suburban Bank of Rolling
Meadows (1959/1973)            2    106,947   6,668   1,431     1.46    22.34
Suburban Bank of Bartlett
(1911/1985)                    2     85,822   5,480   1,117     1.39    22.20
Suburban Bank of Cary-Grove
(1914/1971)                    3     79,597   5,243   1,117     1.43    22.10
Suburban National Bank of Elk
Grove Village (1971/1971)      2     74,460   4,820     931     1.31    21.26
Marengo State Bank
(1930/1986)                    2     67,137   4,236     878     1.37    21.85
Suburban Bank of West Brook
(1964/1986)                    1     65,236   4,319     786     1.23    19.58
Suburban Bank of Hoffman-
Schaumburg (1970/1970)         2     63,415   4,098     639     1.10    17.14
Suburban Bank of Oakbrook
Terrace (1971/1988)            1     60,438   3,689     761     1.39    22.08
The State Bank of Huntley
(1913/1993)                    1     44,051   3,964    (234)   (2.21)  (24.95)
Suburban National Bank/Aurora
(1960/1987)                    1     29,251   2,053     400     1.46    20.50
- - ------------------------

     (1) The data presented in this table does not aggregate to the Company's consolidated financial results for 1993, since they do not take into account unallocated parent company expenses and other consolidating adjust-ments.

Nonbank Subsidiaries

     The  Company  also owns 100 percent of  three  nonbank  subsidiaries:
Brockway Insurance Agency, Inc., a company organized as an insurance broker; Suburban Mortgage Corp., a company organized as a mortgage banker; and Subur-ban Holdings, Inc., a company organized to hold real estate. Suburban Hold-ings, Inc. is the owner of certain parcels of real estate which are being held for use as bank premises and for sale.

Bank Service Corporation Subsidiaries

     The Company's subsidiary banks own two bank service corporations designed to facilitate certain operations of the banks. Suburban Information Systems, Inc. provides data processing, bookkeeping, and proof of deposit services for the customers of the banks. Suburban Information Systems, Inc. derives substantially all its revenue from the Company's banks. Suburban Remittance Corporation, which is a wholly owned subsidiary of Suburban Infor-mation Systems, processes remittances to large commercial customers requiring specialized services due to high volumes of deposit items.

Competition
     The Company faces intense competition in all phases of its banking business from other banks and financial institutions. In addition to numerous banks in their market area, the Company's banks compete actively with savings and loan institutions, credit unions, insurance companies, investment firms, and retailers. A growing source of local competition comes from out-of-state regional bank holding companies and major Chicago banks which have established themselves in the market areas of the Company's subsidiary banks through loan production offices and affiliated banks. The Company believes that competi-tion for its products and services is based principally on location, conven-ience, quality, and price. The principal pricing factors relate to interest rates charged on loans and paid on deposits.

Employees
     The Company and its subsidiaries employed approximately 575 persons (full time equivalent) on December 31, 1993, of which 21 were employed by the parent company.

SUPERVISION AND REGULATION

The Company.
     The Company is a corporation organized in 1981 under the General Corpora-tion Law of the State of Delaware, having its principal place of business in Palatine, Illinois. It holds a certificate of authority to do business as a foreign corporation in the State of Illinois. As a corporation listed for quotation on NASDAQ, it is subject to the Delaware anti-takeover legislation adopted February, 1988. That legislation prevents hostile acquirers from engaging in a wide range of business combinations for three years after ac-quiring a 15% interest in the target corporation.

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank. The Federal Reserve Board may not approve an acquisition by the Company unless such acquisition has been specifically authorized by Illinois statute.

     The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing, and controlling banks or furnishing services to banks and their subsidiaries. The Company, however, may engage in, and may own shares of companies engaged in, certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Bank Holding Company Act does not place territorial restrictions on the activities of bank holding companies or their nonbank subsidiaries.

The Banks.
     Under the Bank Holding Company Act, and the regulations promulgated thereunder, the Company is required to file annual reports of its operations and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of the Company, including the authority to impose reserve requirements.

     Three of the Company's subsidiaries are national banks and are subject to regulation and regular examinations by the Comptroller of the Currency. All national banks are members of the Federal Reserve System and are subject to applicable provisions of the Federal Reserve Act. The Com-pany's three national banks are the Suburban National Bank of Palatine, Subur-ban National Bank of Elk Grove Village and Suburban National Bank/Aurora.

     Ten  of  the  Company's  banks  are  state banks,   chartered  under  the
Illinois  Banking Act.  They are subject to regulation and examination by  the
Illinois Commissioner of Banks and Trust Companies. The Company's state chartered banks are the Suburban Bank of Cary-Grove, Suburban Bank of Hoffman-Schaumburg, Suburban Bank of Barrington, Suburban Bank of Rolling Meadows, Suburban Bank of Bartlett, Suburban Bank of West Brook, Suburban Bank of
Oakbrook  Terrace,  Marengo State Bank,  The State Bank of Woodstock  and  The
State
Bank of Huntley.

     All of the banking subsidiaries are members of the Federal Deposit Insurance Corporation ("FDIC") and as such are subject to the provisions of the Federal Deposit Insurance Act.

Regulatory Issues

     The federal and state laws and regulations generally applicable to banks regulate, among other things, the scope of their business, their invest-ments, their reserves against deposits, the nature and amount of and collater-al for loans, and include restrictions on the number of banking offices and activities which may be performed at such offices.

     Subsidiary banks of a bank holding company are subject to certain restrictions under the Federal Reserve Act and the Federal Deposit Insurance Act on loans and extensions of credit to the bank holding company or to its other subsidiaries, investments in the stock or other securities of the bank holding company or its other subsidiaries, or advances to any borrower collat-eralized by such stock or other securities.


     Effective December 1, 1990, out-of-state bank holding companies are authorized to acquire banks or bank holding companies having their principal place of business in Illinois. Such out-of-state bank holding companies must have their principal place of business in a state whose interstate banking
laws are fully reciprocal with those of Illinois.     In 1993, the Illinois
General Assembly amended the Illinois Banking Act effectively removing all numeric, geographic and home office protection branching restrictions imposed on banks and savings banks under Illinois law.

     On December 19, the Federal Deposit Insurance Corporation Improvement act of 1991 ("FDICIA") was enacted. FDICIA provides for, among other things: the recapitalization of the Bank Insurance Fund; several supervisory reforms, inc-luding required annual regulatory examinations of depository institutions, annual independent audits and related management reports on internal controls; the adoption of safety and soundness standards on matters such as loan under writing and documentation, interest rate risk deposit insurance system; and
mandated consumer protection disclosure regarding deposit accounts.   FDICIA,
together with the regulations promulgated pursuant thereto, have increased certain costs related to examination reporting and disclosure.

     Effective July 1, 1992, banks commonly owned by the same holding company are allowed to establish "affiliate facilities." An affiliate facili-ty is allowed to receive deposits; cash and issue checks drafts and money orders; and receive payments on existing indebtedness.

Dividends.

     The Company uses funds derived primarily from the payment of divi-dends by its subsidiaries for, among other purposes, the payment of dividends to the Company's stockholders.

     The directors of a national bank may generally declare a dividend of as much of the net profits (as defined in the National Bank Act) of the bank as they deem proper. However, the approval of the Comptroller of the Currency is required for any dividend paid to the Company by national bank subsidiaries if the total of all dividends, including any proposed dividend declared by that bank in any calendar year, exceeds the total of its net profits (as defined in the National Bank Act) for that year and retained net profits (as defined in the National Bank Act) for the preceding two years.

     Under provisions of the Illinois Banking Act, dividends may not be declared by the Company's state banking subsidiaries except out of each bank's net profit, and unless each bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preced-ing dividend until the amount of its surplus is at least equal to its capital. Presently, the surplus of each of the Company's state banks equals or exceeds capital.

     All dividends paid to the Company by its subsidiary banks and by the Company to its stockholders are further restricted by Capital Asset Guide-lines, adopted in substantially the same form by all the relevant Federal regulatory agencies. The Capital Asset Guidelines have been phased in over several years and are currently effective in their entirety. The Capital Asset Guidelines include two measures, a risk-based measure and a leverage measure. Generally a financial institution's capital ratios must meet both measures. The risk-based measure compares an institution's capital with its assets which have been weighted in accordance with the risks associated with them. The minimum ratio established under the risk-based measure is 8.00 percent. The ratio under the risk-based measure for the Company on a consoli-dated basis was 15.77 percent at December 31, 1993. The leverage measure is flexible. The minimum ranges between 4 percent and 5 percent, except for the strongest institutions, which are permitted to operate with a minimum of 3 percent. The Company had a consolidated capital ratio based on the leverage measure of 7.2 percent at December 31, 1993.

       At December 31, 1993, the Company's banking subsidiaries had $15,656,000 available for the payment of dividends to the Company.

Monetary Policy and Economic Conditions.

     The earnings of bank holding companies and their subsidiary banks are affected by general economic conditions and also by the fiscal and mone-tary policies of governmental authorities, including in particular those of the Federal Reserve Board, which influences conditions in the money and capi-tal markets through, among other means, open market operations. Such opera-tions are designed to affect interest rates and the growth in bank credit and deposits. The above monetary and fiscal policies of the Federal Reserve Board have affected the operating results of all commercial banks in the past and may be expected to do so in the future. The Company cannot predict the nature or the extent of any effects which economic conditions, fiscal, or monetary policies may have on its business and earnings.

SELECTED STATISTICAL INFORMATION
     In accordance with general instruction G(2), the information called for by Item 1 of this Form 10-K and Guide 3, Statistical Disclosure by Bank Holding Companies, is incorporated herein by reference to a section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 36 of the Company's 1993 Annual Report.

ITEM 1(a) - EXECUTIVE OFFICERS OF THE COMPANY
     The names and ages of the executive officers of the Company, along with a brief account of the business experience of each such person during the past five years, and certain other information follows:

Name (Age) and Positions          Principal Occupations and Offices
 with the Company (year           with the Company (and subsidiaries) For
 first elected to office)         Past Five Years and Other Information

Gerald F. Fitzgerald, Jr. (43)    President of Suburban National Bank of
 director (1981)                  Palatine from 1980 to 1990; chairman
 president chief executive        of the board of Suburban Bank of West
 officer (1990)                   Brook since 1986; of Suburban Bank of
                                  of Oakbrook Terrace since 1988; of
                                  Suburban Bank of Rolling Meadows
                                  since 1990; of Suburban National Bank/
                                  Aurora  since 1990; of Suburban National
                                  Bank of Elk Grove Village since 1990; of
                                  Suburban National Bank of Palatine since
                                  1990; and Suburban Information Systems,
                                  Inc. since 1990; president of Brockway
                                  Insurance Agency, Inc. since 1990; director
				  Suburban Remittance Corp. since 1987; presi-dent of Suburban Holdings, Inc. since 1990.

James G. Fitzgerald (42)          Chairman of the board since 1990 and
 director (1981)                  president since 1983 of Suburban Bank of
 treasurer and chief              Barrington; chairman of the board of
 financial officer(1981           Marengo State Bank since 1986; vice
 vice president (1993)            chairman and director of The State Bank
                                  of Woodstock since 1987; chairman of the board of Suburban Bank of Bartlett since
                                  1990; of Suburban Bank of Cary-Grove
                                  since 1990; of Suburban Bank of Hoffman-
                                  Schaumburg since 1990; and The State Bank of
                                  Huntley since 1993; director of Suburban
                                  Information Systems, Inc. since 1990.

Thomas P. MacCarthy (44)          President Suburban National Bank of
                                  Palatine since 1990; director of Suburban
                                  Remittance Corp. since 1993.

Francis Catini (48)               President Suburban Bank of Cary/Grove
 director (1981)                  since 1981; director Suburban Remittance
                                  Corp. since 1993; Trustee Suburban Bancorp,
                                  Inc. Employee Benefit Plan since 1983.

Edward C. Murawski (46)           Secretary and treasurer of Brockway
 senior vice president and        Insurance Agency; since 1990; secretary,
 assistant secretary (1991)       treasurer and director of Suburban Holdings
 comptroller and chief            Inc. since 1988; secretary treasurer of
 accounting officer (1986)        Suburban Mortgage Corporation since 1992;
                                  treasurer of Suburban Information Systems,
                                  Inc.; since 1991.

     Gerald F. Fitzgerald, Jr. and James G. Fitzgerald are sons of Gerald F. Fitzgerald, current Chairman of the Board of Directors of the Company. No other executive officers of the Company are related. The officers of the Company hold their offices until such time as their successors are chosen by the Board of Directors or their resignations become effective.

ITEM 2 - PROPERTIES

     The Company occupies a total of approximately 282,000 square feet in 30 locations. The Company's principal offices are located in approximately 10,000 square feet of office space in the Suburban National Bank of Palatine building in Palatine, Illinois. Twenty thousand square feet of the Suburban National Bank of Palatine building, six thousand square feet of the Marengo Bank build-ing, and 4,000 square feet of the Suburban Bank of West Brook building are leased to non-affiliated tenants. Except as discussed above, all facilities are used solely to conduct the Company's banking and bank related businesses.

     The following table sets forth certain information concerning the main offices and branches of the Company's subsidiary banks and of its nonbank sub-sidiaries.

                                                Approximate   Own/
         Property               Main/Branch     Square Feet   Lease    Status
         -------                -----------     -----------   -----    ------

Suburban Bank of Rolling
   Meadows                    Rolling Meadows      9,600      lease   expiring
                                                                      1999
   Branch                     Arlington Heights    9,500      owned

Suburban Bank of Bartlett     Bartlett            12,000      owned
   Branch                     Streamwood           2,400      owned

Suburban Bank of Barrington   Barrington          11,000      owned
   Branch                     Hoffman Estates      3,100      owned
   Branch                     Vernon Hills        15,618      owned

Suburban Bank of Cary-Grove   Cary                12,500      owned
   Branch                     Fox River Grove      2,300      owned
   Branch                     Crystal Lake           900      lease   expiring
                                                                      1993

Suburban National Bank
  of Palatine                 Palatine            50,000      owned
   Branch-Northwest Highway   Palatine             5,450      lease   expiring
                                                                      1994
   Branch-Hicks               Palatine             2,500      owned
   Branch-Colfax              Palatine               800      owned
   Branch-Plum Grove          Rolling Meadows      2,820      owned
   Branch-Woodfield           Schaumburg           8,000      lease   expiring
                                                                      1999
   Branch                     Rolling Meadows      1,835      lease   expiring
                                                                      1996
   Branch                     Schaumburg           1,920      lease   expiring
                                                                      2001



     PAGE 10

                                                Approximate   Own/
       Property                 Main/Branch     Square Feet   Lease    Status
       --------                 -----------     -----------   -----    ------
Suburban Bank of Hoffman-
  Schaumburg                  Hoffman Estates      7,000      owned
   Branch                     Schaumburg           9,500      owned

Suburban National Bank
  of Elk Grove Village        Elk Grove Village   10,000      lease   expiring
                                                                      1997
   Branch                     Roselle              2,400      owned

Marengo State Bank            Marengo              7,356      owned
   Branch                     Marengo              2,300      owned

Suburban Bank of
  West Brook                  Westchester         16,000      owned

Suburban National
  Bank/Aurora                 Aurora               4,000      owned

The State Bank of Woodstock   Woodstock           30,465      owned
                              Woodstock            2,200      owned


Suburban Bank of
  Oakbrook Terrace            Oakbrook Terrace    12,000      lease   expiring
                                                                      1997
The State Bank of Huntley     Huntley              8,000      owned

Suburban Information
  Systems, Inc.               Palatine            17,034      owned

Suburban Remittance Corp.     Palatine             2,444      lease from parent

     Certain subsidiary banks have entered into operating leases for banking premises with unaffiliated third parties which resulted in approx-imately $657,000, $587,000, and $565,000 in lease-related expenses in 1993, 1992 and 1991, respectively.
     The Company does not anticipate material increases in operating lease-related expenses earlier than 1998, except to the extent, if any, addi-tional leased facilities are opened.

ITEM 3 - LEGAL PROCEEDINGS

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to a section entitled "Market Price of and Dividends on Company's Common Equity" on page 36 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993.

ITEM 6 - SELECTED FINANCIAL DATA

     Incorporated by reference to sections entitled "Selected Financial Data" on page 22, "Selected Quarterly Financial Data" on page 23, and "Manage-ment's Discussion and Analysis of Financial Condition and Results of Opera-tions" on page 24 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference to a section entitled "Management's Discus-sion and Analysis of Financial Condition and Results of Operations" on pages 24 through 36 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Incorporated by reference to the consolidated financial statements set forth on pages 7 through 21 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated herein by reference to sections entitled "Election of Directors" and "Beneficial Ownership of Securities," on pages 1 through 5, of the Company's definitive proxy statement filed with the Securities and Ex-change Commission March 15, 1994, pursuant to Regulation 14A. Information concerning the Executive Officers of the Company is contained in the response to Item 1(a) hereof.

ITEM 11 - EXECUTIVE COMPENSATION

     Incorporated by reference to a section entitled "Executive Compensation" on pages 5 through 11 of the Company's definitive proxy statement filed with the Securities and Exchange Commission March 15, 1994, pursuant to Regula-tion 14A.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to a section entitled "Beneficial Ownership of Securities" on pages 4 and 5 of the Company's definitive proxy statement filed with the Securities and Exchange Commission March 15, 1994, pursuant to Regulation 14A.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to a section entitled "Management Relation-ships and Related Transactions" on page 12 of the Company's definitive proxy statement filed with the Securities and Exchange Commission March 15, 1994, pursuant to Regulation 14A.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a)(1) and (2)

           SUBURBAN BANCORP, INC. AND SUBSIDIARIES
              LIST OF FINANCIAL STATEMENT AND
              FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993.

                                                                Page

     Independent Auditors' Report                                  7

     Consolidated Balance Sheets - December 31, 1993 and 1992      8

     Consolidated Statements of Income - Years Ended
     December 31, 1993, 1992 and 1991                              9

     Consolidated Statements of Changes in Stockholders'
     Equity - Years Ended December 31, 1993, 1992 and 1991        10

     Consolidated Statements of Changes in Cash Flows -
     Years Ended December 31, 1993, 1992 and 1991                 11

     Notes of Consolidated Financial Statements                   12

Schedules

     The following Condensed Financial Information (Parent Company Only) is incorporated by reference to note 15 to the Company's Consolidated Finan-cial Statements as set forth on pages 20 and 21 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1993.

     Condensed Balance Sheets - December 31, 1993 and 1992        20

     Condensed Statements of Income - Years Ended
     December 31, 1993, 1992 and 1991                             20

     Condensed Statements of Changes in Cash Flows -
     Years Ended December 31, 1993, 1992 and 1991                 21


Schedules other than those listed above are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

Item 14(a)(3) and 14(c) - Exhibits

     (i) See "Index to Exhibits" immediately following signature pages.

     (ii) The following management contracts and compensatory plans and arrangements are listed as exhibits to this Form 10-K:

 10.1     Suburban Bancorp, Inc. Bank Employees Profit Shar-
          ing Plan - Incorporated by reference to Exhibit
          10.8 of Form S-1 of the Company dated June 17,
          1986, Registration Number 33-6528                  IBRF

 10.2     Suburban Bancorp, Inc. Executive Incentive Plan -
          Incorporated by reference to Exhibit 10.9 of
          Form S-1 dated July 16, 1986, Registration Number
          33-6528                                            IBRF


 10.3     1986 Stock Appreciation Rights Plan - Incorporated
          by reference to Exhibit 10.5 of Form 10-K of the
          Company for the year ended December 31, 1986, File
          Number 0-11138                                     IBRF

 10.4     Deferred Compensation agreement effective as
          of January 1, 1991 between the Company and Gerald
          F. Fitzgerald - Incorporated by reference
          to Exhibit 10.4 of Form 10-K for the year ended
          December 31, 1991, File Number 0-11138             IBRF

 10.5     Employment Agreement between the Company and Gerald
          F. Fitzgerald - Incorporated by reference
          to Exhibit 10.5 to Form 10-K for the year ended
          December 31, 1992, File No-11138                   IBRF

Item 14(b) - Reports on Form 8-K

     None

     Upon written request to the Secretary of Suburban Bancorp, Inc.,   50
North Brockway, Drawer A, Palatine, Illinois 60067, copies of exhibits listed on the Index to Exhibits are available to stockholders of Suburban Bancorp, Inc. by specifically identifying each exhibit desired in the request. A fee of $0.20 per page will be charged to stockholders requesting copies of exhibits to cover copying and mailing costs.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN BANCORP, INC.
(the Registrant)


By: /s/ Gerald F. Fitzgerald, Jr.
_____________________________
Gerald F. Fitzgerald, Jr.
President, Chief Executive
Officer, and Director

March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 25, 1994.


/s/ Gerald F. Fitzgerald
___________________________                  ______________________
Gerald F. Fitzgerald                          John V. Crowe
Chairman of the Board                         Director

/s/ James G. Fitzgerald                       /s/ Gerald F. Fitzgerald, Jr.
____________________________                  ___________________________
James G. Fitzgerald                           Gerald F. Fitzgerald, Jr.
Treasurer, Chief Financial                    President, Chief Executive
Officer and Director                          Officer, and Director

/s/ Edward C. Murawski                        /s/ Thomas G. Fitzgerald
____________________________                  ________________________
Edward C. Murawski                            Thomas G. Fitzgerald
Senior Vice President,                        Secretary and Director
Comptroller and Chief
Accounting Officer

/s/ Francis Catini                            /s/ James H. Sammons
____________________________                  __________________________
Francis Catini                                James H. Sammons, M.D.
Director                                      Director

                                              /s/ Richard J. Riordan
____________________________                  ___________________________
Donald J. Cooney                              Richard J. Riordan
Director                                      Director

/s/ Joseph F. Lizzadro
____________________________
Joseph F. Lizzadro
Director

                                 INDEX TO EXHIBITS

Exhibit                                                   Document
Number               Description                           Filing*

  3.1     Restated Certificate of Incorporation - Incorporated
          by reference to Exhibit 3.1 of Form S-1 of the
          Company dated June 17, 1986, under Registration
          Number 33-6528                                     IBRF

  3.2     By-laws - Incorporated by reference to Exhibit 3.2
          of Form 10-K of the Company for the year ended
          December 31, 1986, File Number 0-11138             IBRF

  4.1     Copy of specimen certificate for Class A Common
          Stock - Incorporated by reference to Exhibit 4.1
          of Form S-1 of the Company dated June 17, 1986,
          Registration Number 33-6528                        IBRF

  4.2     Copy of specimen certificate for Class B Common
          Stock - Incorporated by reference to Exhibit 4.2
          of Form S-1 of the Company dated June 17, 1986,
          Registration Number 33-6528                        IBRF

 10.1     Suburban Bancorp, Inc. Bank Employees Profit Shar-
          ing Plan - Incorporated by reference to Exhibit
          10.8 of Form S-1 of the Company dated June 17,
          1986, Registration Number 33-6528                  IBRF

 10.2     Suburban Bancorp, Inc. Executive Incentive Plan -
          Incorporated by reference to Exhibit 10.9 of
          Form S-1 dated July 16, 1986, Registration Number
          33-6528                                            IBRF

 10.3     1986 Stock Appreciation Rights Plan - Incorporated
          by reference to Exhibit 10.5 of Form 10-K of the
          Company for the year ended December 31, 1986, File
          Number 0-11138                                     IBRF

 10.4     Deferred Compensation agreement effective as
          of January 1, 1991 between the Company and Gerald
          F. Fitzgerald - Incorporated by reference
          to Exhibit 10.4 of Form 10-K for the year ended
          December 31, 1991, File Number 0-11138             IBRF

 10.5     Employment Agreement between the Company and Gerald
          F. Fitzgerald - Incorporated by reference
          to Exhibit 10.5 to Form 10-K for the Year ended
          December 31, 1992, File No. 0-11138                IBRF

Exhibit                                                 Document
Number               Description                        Filing*

 10.6     Form of Directorship Agreement entered into between
          the Company and each of its Directors - Incorporated
          by reference to Exhibit 10.5 of Form 10-K for the
          year ended December 31, 1991 File Number 0-11138   IBRF

 13       Annual Report to Stockholders for fiscal year ended
          December 31, 1993 filed on March 15, 1994          IBRF

 21.1     Subsidiaries of Registrant - Incorporated by
          reference to the definitive proxy statement
          filed on March 15, 1994                           IBRF

 23.1     Opinion of Deloitte & Touche concerning financial
          statements for the year ended December 31, 1993
          filed herewith                                      EF


  *  IBRF - Incorporated by Reference
     EF   - Electronically Filed