Form 10-Q
period 1994-03-31
SUBURBAN BANCORP INC /DE/
filed 1994-05-13
CIK 356981

PAGE 1
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM   10-Q

                                 (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the quarterly period ended March 31, 1994

                                     or

  [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from      to

Commission File Number                                         0-11138


                           SUBURBAN BANCORP, INC.
                        ____________________________

           (Exact name of registrant as specified in its charter)

DELAWARE                                                36-3150316
_______________________                            ___________________

(State of Incorporation)                                    (I.R.S. Employer
                                                  Identification No.)

                  50 N. Brockway, Palatine, Illinois  60067
                 ___________________________________________

            (Address of principal executive offices and zip code)

                               (708) 359-1077
                               ______________

            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class                                 Outstanding at May 2, 1994
_____________________                          ____________________

Common Stock,
  Class A, $1 par value                             2,113,514
  Class B, $1 par value                             1,256,486





                                  CONTENTS


                                                                     PAGE
                                                                     _____
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                   3

          Consolidated Statements of Income-Three Months                4

          Earnings and Dividends per Share Information-Three Months     4

          Consolidated Statements of Cash Flows                         5

          Notes to Consolidated Financial Statements                    7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    11


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             15

          Signatures                                                   16






      PAGE 3>
SUBURBAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)                                      March 31,        December 31,
                                                     1994                1993
                                             _____________      _____________
ASSETS
Cash and due from banks                     $   49,995,413     $   50,010,965
Interest-bearing deposits with banks             1,615,592          2,282,212
Federal funds sold and resale agreements        58,950,000         57,025,000
Investment securities available for sale       443,854,382        401,194,961
  at fair value in 1994 and at lower of
  cost or fair value in 1993 (Note 4)
Mortgage-backed and related securities
  available for sale, at fair value in 1994
  and at lower of cost or fair value in
  1993 (Note 4)                                171,178,807        187,614,298
Loans                                          587,394,786        578,027,259
  Less allowance for loan losses               (11,155,606)       (11,074,631)
                                              _____________      _____________
  Net loans                                    576,239,180        566,952,628
Buildings, equipment and
  leasehold improvements, net                   24,348,186         23,621,140
Goodwill and other intangibles, net              8,263,827          8,495,415
Accrued interest and other assets               20,466,014         18,911,387
                                             _____________       _____________
  TOTAL ASSETS                              $1,354,911,401     $1,316,108,006
																																											===============					==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                       $  228,740,841     $  229,293,520
  Interest-bearing                             992,808,114        962,754,364
                                             _____________      _____________
  Total deposits                             1,221,548,955      1,192,047,884
Federal funds purchased and
  repurchase agreements                         16,693,850         13,410,412
Notes payable                                    3,434,000            500,000
Accrued interest and other liabilities          11,517,753          9,341,264
                                             _____________      _____________
  Total liabilities                          1,253,194,558      1,215,299,560
                                             _____________      _____________
Stockholders' equity
Preferred stock, no par value, 500,000                   -                  -
  shares authorized; none issued
Common stock:
  Class A, $1 par value; 6,000,000 shares
   authorized; shares issued 3,141,834           3,141,834          3,141,834
  Class B, $1 par value; 3,000,000 shares
   authorized; share issued 1,292,250            1,292,250          1,292,250
Surplus                                         41,931,982         41,931,982
Retained earnings                               75,406,223         72,912,667
Unrealized holding gains, net of deferred
  taxes of $877,609 in 1994 (Note 4)             1,629,842                  -
Treasury stock, at cost,
  1,064,084 shares in 1994;
  and 987,078 shares in 1993                   (21,685,288)       (18,470,287)
                                             _____________      _____________
  Total stockholders' equity                   101,716,843        100,808,446
                                             _____________      _____________
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,354,911,401     $1,316,108,006
																																												==============					==============

The accompanying notes are an integral part of these consolidated financial statements.




SUBURBAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THREE MONTHS ENDED MARCH 31, 1994 AND 1993

(Unaudited)
                                                      1994               1993
                                                __________        ___________
INTEREST INCOME
Interest and fees on loans                   $  11,835,990      $  10,703,287
Interest on securities available for sale:
  U.S. Treasury securities                       3,543,402          3,742,899
  Obligations of other U.S. government
     agencies and corporations                   2,678,061          2,656,468
  Obligations of states and political
     subdivisions                                1,459,726          1,430,981
  Other securities                                  35,512            120,854
Interest on federal funds sold
  and resale agreements                            484,654            476,645
Interest on deposits with banks                     26,922              2,147
                                               ___________        ___________
                                                20,064,267         19,133,281
                                               ___________        ___________
INTEREST EXPENSE
Interest on deposits                             7,496,464          7,614,016
Interest on notes payable                           10,490             35,647
Other interest expense                             193,490            158,834
                                               ___________        ___________
                                                 7,700,444          7,808,497
                                               ___________        ___________
  Net interest income                           12,363,823         11,324,784
Provision for loan losses                          298,200            827,000
                                               ___________        ___________
  Net interest income after
    provision for loan losses                   12,065,623         10,497,784
                                               ___________        ___________

NONINTEREST INCOME
Service fees                                     2,744,982          2,262,786
Securities gains (losses)                          (73,462)           563,851
Trust department income                            277,219            203,271
Other income                                       281,036            223,093
                                               ___________        ___________
                                                 3,229,775          3,253,001
                                               ___________        ___________
NONINTEREST EXPENSE
Salaries and employee benefits                   5,717,071          4,943,073
Occupancy expense, net                           1,028,615          1,114,000
Furniture and equipment expense                    832,915            746,082
Deposit insurance expense                          658,326            592,301
Other expenses                                   2,517,002          2,394,434
                                               ___________        ___________
                                                10,753,929          9,789,890
                                               ___________        ___________
 Income before income taxes and cumulative
  effect of a change in accounting principle     4,541,469          3,960,895
Applicable income taxes (Note 5)                 1,217,569            974,806
                                               ___________        ___________
  Income before cumulative effect of a change
   in accounting principle                       3,323,900          2,986,089
                                               ___________        ___________
Cumulative effect on prior years of a change
  in accounting for income taxes (Note 5)                -          1,500,000
                                               ___________        ___________
   Net income                                 $  3,323,900       $  4,486,089
																																														============							============
Per common share based upon a daily weighted
   average shares of outstanding of              3,441,872          3,342,300
  Income before cumulative effect of a
   change in accounting principle, per share        $ 0.97             $ 0.89
  Net income, per share				                         $ 0.97             $ 1.34
Dividends per common share
  Class A Common                                   $ 0.250            $ 0.220
  Class B Common                                   $ 0.227            $ 0.200

The accompanying notes are an integral part of these consolidated financial statements.




SUBURBAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1994, 1993

(Unaudited)
                                                        1994             1993
                                                 ___________       ___________
   																																																			   															c>
OPERATING ACTIVITIES

  Net income                                     $ 3,323,900      $ 4,486,089
  Adjustments to reconcile net income to net
   cash provided (used)
    by operating activities:
     Cumulative effect on prior years of a
      change in accounting principles                      -       (1,500,000)
     Provision for loan losses                       298,200          827,000
     Depreciation and amortization of
       premises and equipment                        868,689          777,705
     Loss (Gains) on sales of
       securities held for sale                       73,462         (563,851)
     Amortization and
       accretion on securities                     1,677,735        1,244,918
     Amortization of goodwill
        and other intangibles                        231,588          182,236
     Deferred income taxes                           (10,917)        (193,637)
     Increase in interest receivable              (2,006,037)      (1,325,440)
     Increase in interest payable                     70,697           34,141
     Others - net                                  1,422,908        1,093,662
                                                 ____________     ____________
     Net cash provided
       by operating activities                     5,950,225        5,062,823
                                                 ____________     ____________

INVESTING ACTIVITIES

  Net decrease in interest-bearing
     deposits with banks                             666,620           74,961
  Net (increase) decrease in federal
    funds sold and resale agreements              (1,925,000)      12,675,000
  Purchases of investment securities
    available for sale                          (125,988,995)     (29,077,540)
  Purchases of mortgage backed
    securities available for sale                 (2,115,454)     (68,348,241)
  Proceeds from sales of investment
    securities available for sale                 65,155,820       33,144,140
  Proceeds from sales of mortgage
    backed securities available for sale             283,190        9,575,736
  Proceeds from maturities and principle
    reductions of investment securities
    available for sale                            21,954,798       30,651,250
  Proceeds from maturities and principle
    reductions of mortgage backed
    securities available for sale                 15,242,965        7,046,937
  Net increase in loans                           (9,581,186)      (6,090,296)
  Purchases of premises and equipment             (1,595,735)        (722,350)
  Proceeds from sale of land held for sale                 -        1,036,000
  Proceeds from sale of other real estate            264,036            3,921
                                                 ____________     ____________
     Net cash used in
       investing activities                      (37,638,941)     (10,030,482)
                                                 ____________     ____________





SUBURBAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1994, 1993 - CONTINUED
(Unaudited)

                                                        1994             1993
                                                 ___________       ___________
FINANCING ACTIVITIES

  Net increase in deposits                        29,501,071        4,738,317
  Net increase in securities sold
    under repurchase agreements                    3,283,438        3,283,323
  Proceeds from notes payable                      4,550,000          850,000
  Payment of notes payable                        (1,616,000)      (2,250,000)
  Purchase of treasury stock                      (3,215,001)               -
  Cash dividends paid                               (830,344)        (710,164)
                                                 ____________     ____________
     Net cash provided
       by financing activities                    31,673,164        5,911,476
                                                 ____________     ____________
Net (decrease) increase in cash
  and due from banks                                 (15,552)         943,817
Cash and due from banks
  at beginning of year                            50,010,965       52,081,494
                                                 ____________     ____________
Cash and due from banks
  at end of period                             $  49,995,413    $  53,025,311
																																															==============			=============
Supplemental disclosures as to cash flow:
 Cash paid during the period for:
  Interest                                        $7,584,747       $7,769,839
  Income taxes                                       $75,000       $1,365,000
 Transfer to other real estate from loans         $        -         $384,791
																																																		==========							==========



The accompanying notes are an integral part of these consolidated financial statements.




SUBURBAN BANCORP, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

  The quarterly consolidated financial statements of Suburban Bancorp, Inc. ("the Company") include the accounts of the Company and its wholly owned sub-sidiaries, and have been prepared without audit from the books and records of the Company. All adjustments included in the quarterly financial statements are of a normal recurring nature, and reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results of operation for the interim periods presented. The quarterly consolidated financial statements should be read in conjunction with the con-solidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2.  Loans

  The major classifications of loans at March 31, 1994 and December 31, 1993 were as follows:

                                                     March 31,   December 31,
                                                         1994           1993
    			                                           ____________   ____________
  Commercial and industrial                      $ 98,873,195   $ 92,827,896
  Real estate-construction                         37,904,817     37,213,612
  Real estate-mortgage
     Residential                                  244,650,309    241,991,588
     Home equity                                   42,581,985     41,339,297
     Commercial                                   126,020,415    126,345,626
     Consumer                                      39,944,880     40,946,572
                                                 ____________   ____________
  Total loans                                     589,975,601    580,664,591
     Deferred loan fees                            (1,961,939)    (1,980,955)
     Unearned discount                               (618,876)      (656,377)
                                                 ____________   ____________
                                                  587,394,786    578,027,259
  Allowance for loan losses                       (11,155,606)   (11,074,631)
                                                 ____________   ____________
                                                 $576,239,180   $566,952,628
																																																	============			============



SUBURBAN BANCORP, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

     Changes in the allowance for loan losses were as follows:
                                                 Three Months Ended March 31,
                                                         1994            1993
                                                   __________      __________
  Balance, beginning                             $ 11,074,631     $ 9,602,586
  Provision charged to operations                     298,200         827,000
  Recoveries                                          138,790         208,570
  Loans charged off                                  (356,015)       (588,674)
                                                   __________      __________
     Balance, ending                              $11,155,606     $10,049,482
																																																		===========					===========

Note 3. Commitments and Contingent Liabilities

  In the normal course of business, the Company's subsidiary banks make con-tractual commitments to extend credit and issue standby letters of credit. These contracted commitments are subject to the banks' credit approval and monitoring procedures. Contracted commitments to extend credit aggregated approximately $40,063,000 and $35,862,000 at March 31, 1994 and December 31, 1993, respectively. Commitments under standby letters of credit aggregated $7,999,000 and $7,844,000 at March 31, 1994 and December 31, 1993, respec-
tively. The Company does not anticipate any material losses as a result of such commitments and contingent liabilities.

  The Company is a defendant in legal actions arising from normal business activities. Management believes that the ultimate liability, if any, result-ing from these legal actions will not materially affect the Company's finan-cial position.

Note 4. Securities

  Effective January 1, 1994, the Company adopted Statement of Financial Ac-counting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), which resulted in an increase to stock-holders' equity, on that date, of $8,751,432, net of deferred taxes of $4,712,309. SFAS 115 requires that all debt and equity securites be classified as: held to maturity, trading assets, or available for sale. Securities held to maturity are classified as such only when the Company determines it has the ability and intent to hold these securities to maturity. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit. All
All securities not qualifying for held to maturity or trading treatment are classified as available for sale, even if the Company has no intention to sell the security.

SUBURBAN BANCORP, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

  Securities available-for-sale, which include securities to be held for indefinite periods of time and which may be sold, are carried at fair value with unrealized holding gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.

  Application of SFAS 115 to prior periods is not permitted and, accordingly, prior-period financial statements have not been restated to reflect the change in accounting principle. There is no cumulative effect on the Com-pany's Consolidated Statement of Income for the three months ended March 31, 1994, from adopting SFAS 115. The ending balance of Stockholders' Equity was increased by $1,629,842, which represents the unrealized holding gains, net of deferred taxes of $877,609.

Note 5.  Change in accounting for income taxes

  Effective January 1, 1993, the Company adopted Statement of Financial Ac-counting Standards No. 109, "Accounting for Income Taxes," prospectively.
The cumulative effect of adopting this standard was to increase income by
$1,500,000, ($0.45 per share) for the first quarter of 1993.   The impact
resulted from the requirement to adjust the net deferred tax asset to the current rate of 34%, expected to be in effect when the assets are recognized. Subsequent to the first quarter of 1993, and as a consequence of the enact-ment of the Revenue Reconciliation Act of 1993, the effective federal income tax rate was increased to 35%.

  The provisions for income tax expense were as follows:

                                                 Three Months Ended March 31,
                                                        1994             1993
                                                  __________       __________
Current federal                                   $1,228,486       $1,168,443
Deferred                                             (10,917)        (193,637)
                                                  __________       __________
                                                  $1,217,569       $  974,806
																																																		==========							==========

SUBURBAN BANCORP, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 6.  Pending Merger

  On April 15, 1994, the Company entered into a Merger Agreement dated providing for the merger of the Company with and into Harris Bankmont, Inc., a wholly-owned subsidiary of Bank of Montreal ("BMO"). Pursuant to the agreement, each issued and outstanding share of the Company's Class A and Class B Common Stock will be exchanged for shares of BMO common stock based on a conversion rate of 3.9352 shares of BMO common stock for each share of the Company's Class A and Class B Common Stock, subject to adjustment. The consummation of the merger is subject to regulatory approval and approval of the Company's stockholders, among other conditions. Stockholders owning shares representing more than a majority of the voting power of the Company have entered into a Voting Agreement pursuant to which they have agreed to vote in favor of the merger.

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operation

RESULTS OF OPERATIONS

  Income before the cumulative effect of a change in accounting principle for the first quarter of 1994, amounted to $3.32 million, or $0.97 per share, compared to income of $2.99 million, or $0.89 per share, in the first quarter of 1993. This increase in earnings for the quarter of 1994 was primarily the result of an increase in interest income. Net income for the first quarter of 1994, was $3.32 million, or $0.97 per share, compared to the 1993 level of $4.49 million, or $1.34 per share. The 1993 net income included a cumulative effect of a change in accounting principle of $1.5 million, or $0.45 per share.

  Net interest margin, the Company's net interest income expressed as a per-centage of average earning assets, on a fully taxable equivalent basis, was 4.34% for the first quarter of 1994, compared to 4.57% for the same period in 1993. The decrease in net interest margin resulted from the declining yields available for the reinvestment of the Company's maturing interest earning assets. The decline experienced in the first quarter of 1994 resulted in the net interest margin falling to a level slightly below the levels experienced over the last three years.

  Short-term interest rates rose significantly in the first quarter of 1994, which may benefit the Company's net interest margin in future quarters. On average, new securities are being purchased at higher yields than those maturing. In addition, adjustable rate mortgage backed securities have begun resetting upward in response to the higher short-term interest rates. If prevailing short-term interest rates continue to increase, the Company's net interest margin will depend, in part, on the Company's ability to generate loan growth in excess of deposit growth and contain interest expense.

  Noninterest income, exclusive of security gains and losses, for the first quarter of 1994 increased 23% from the 1993 level. The increase in revenue from service fees was driven primarily by fees generated by mortgage origina-tion activity. Security losses were recognized in the first quarter of 1994 on the sale of $36 million in U.S. Treasury securities. These securities were sold to increase the yield of the Company's investment portfolio by selling selected securities, utilizing the tax benefit associated with the losses on these sales and reinvesting the proceeds at higher prevailing interest rates.

  Noninterest expense for the first quarter of 1994 increased 9.8% over the comparable period in 1993, driven principally by increases in salaries and employee benefits and other expenses. Increases in salaries and employee benefits were the result of increased staffing levels required by increases in mortgage origination and trust activity.

Allowance for Loan Losses

  The $298,200 provision for loan losses during first quarter of 1994 in-creased the allowance for loan losses to $11.2 million, or 1.9% of quarter end loans. In the opinion of management, the March 31, 1994 allowance for loan losses is adequate to absorb all future losses inherent in the Company's consolidated loan portfolio at that date.

FINANCIAL CONDITION

  The Company's deposits grew by $29 million from year-end 1993, representing an annualized growth rate of 9.9%. Funds provided by this growth were in-vested primarily in securities available for sale and loans, which grew at annualized growth rates of 17.8% and 6.6%, respectively.

  The following table presents major components of deposits at March 31, 1994 and December 31, 1993.

                                        March 31,    December 31,
                                            1994            1993        Change
                                   _____________   _____________   ___________
  Noninterest-bearing              $ 228,740,841   $ 229,293,520 $    (552,679)
  Regular savings                    112,161,845     109,510,121     2,651,724
  NOW accounts                       157,720,979     156,489,398     1,231,581
  Money market                       402,343,160     382,387,432    19,955,728
  Certificates of deposit
  $100,000 and over                   68,936,244      66,770,364     2,165,880
  Certificates of deposit            169,584,257     167,005,993     2,578,264
  Individual retirement accounts      82,061,629      80,591,056     1,470,573
                                   _____________   _____________   ___________
                                  $1,221,548,955  $1,192,047,884  $ 29,501,071
        																										==============		==============		============

Nonperforming Assets and Loan Charge-offs

  The following table presents nonperforming assets at March 31, 1994 and December 31, 1993.

                                                    March 31,     December 31,
                                                        1994             1993
                                                   _________        _________
  Other real estate                               $1,439,422       $1,703,458
  Nonaccrual loans                                 6,183,956        6,222,529
  Restructured loans                                 624,093           89,805
  Loans past due 90 days and over                    799,906          902,469
                                                   _________        _________
  Total                                           $9,047,377       $8,918,261
        																																										==========							==========
  Nonperforming assets have remained relatively stable from the December 31, 1993 level. The allowance for loan losses represented 147% of total nonper-forming loans and 123% of total nonperforming assets at March 31, 1994.

  The following table presents loan charge-offs and recoveries recorded by the Company during the first quarter of 1994.

                                  Charge-offs    Recoveries            Net
                                   __________      ________      __________
  Commercial                       $(244,483)       $53,251      $(191,232)
  Consumer                           (33,090)        41,851          8,761
  Real Estate                        (78,442)        43,688        (34,754)
                                   __________      ________      __________
                                   $(356,015)      $138,790      $(217,225)
        																											==========						========					 ==========
Capital Resources

  Stockholders' equity at March 31, 1994, was $101.7 million, a slight in-crease over the $100.8 million level at December 31, 1993. Management be-lieves the Company remains well capitalized. Stockholders equity represented 7.51% of total assets at March 31, 1994, compared to 7.66% at December 31, 1993.

  Bank regulators have established capital guidelines which have been phased in over several years and are currently effective in their entirety. The guidelines assign different risk weighting to assets and certain off-balance sheet activities. Capital is defined as: Tier I capital, which includes stockholders' equity reduced by intangibles; and Tier II Capital, which in-cludes certain long term debt and a portion of the allowance for loan losses.

The guidelines require that bank holding companies must have ratios of at least 4% and 8% for Tier I and total capital (which includes Tier II Capital), respectively. At March 31, 1994, the Company's ratio of Tier I capital and total capital to risk adjusted assets was 14.66% and 15.91%, respectively, substantially exceeding the minimum standards.

  The elements of the Company's capital levels, on a fully phased in basis, are shown below ($,000 Omitted):

                                                                December
                                                 March 31,            31,
                                                     1994           1993
                                                 ________       ________
Risk-based capital
  Stockholders' equity                           $101,717       $100,808
  Less:
     Unrealized holding gains                       1,630              -
     Goodwill and other intangibles                 8,264          8,495
                                                 ________       ________

Total Tier I capital                               91,823         92,313

  Allowable allowance for loan losses               7,832          7,946
                                                 ________       ________

Total Tier II capital                               7,832          7,946
                                                 ________       ________

Total capital                                    $ 99,655       $100,259
																																																	========							========
Risk-adjusted assets                             $626,451       $635,694
																																																	========							========
Tier I capital to risk-adjusted assets              14.66%         14.52%
																																																				======								=======
Total capital to risk-adjusted assets               15.91%         15.77%
																																																				======								=======

Liquidity

  The Company depends primarily upon cash and cash equivalents, unpledged U.S. Government and Agency securities maturing in less than five years, and federal funds sold as sources of liquidity. The Company's liquidity has remained stable since December 31, 1993. Historically the Company has not had, nor does management foresee any unusual short-term or long-term liquidi-ty needs. Management intends to continue maintaining high levels of liquidi-ty.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Number    Description
     __________    _______________

         2(a) Merger Agreement, dated April 15, 1994, by and among the Company, Bank of Montreal and Harris Bankmont, Inc. (Incor porated by reference to Exhibit 2(a) of the Company's Form 8-K Current Report dated April 15, 1994 and filed with the SEC on April 18, 1994).

     (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

  SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SUBURBAN BANCORP, INC.
                                            (Registrant)



Date: May 13, 1994                          By: /s/ Gerald F. Fitzgerald, Jr.
________________________                    ____________________________

                                            Gerald F. Fitzgerald Jr.
                                            President and
                                            Chief Executive Officer



Date: May 13, 1994                          By: /s/ Edward C. Murawski
________________________                    ____________________________

                                            Edward C. Murawski,
                                            Senior Vice President and
                                            Chief Accounting Officer