Form 10-Q
period 1994-06-30
SUBURBAN BANCORP INC /DE/
filed 1994-07-29
CIK 356981

PAGE 1
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM   10-Q

                                 (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended June 30, 1994

                                     or

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

       Class                                 Outstanding at July 28, 1994
_____________________                             ____________________

Common Stock,
  Class A, $1 par value                                2,121,543
  Class B, $1 par value                                1,248,457

                                   CONTENTS


                                                                        PAGE
                                                                        _____
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                     3

          Consolidated Statements of Income - Six Months                  4

          Earnings and Dividends per Share Information - Six Months       4

          Consolidated Statements of Income - Three Months                5

          Earnings and Dividends per Share Information - Three Months     5

          Consolidated Statements of Cash Flows                           6

          Notes to Consolidated Financial Statements                      8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      12


PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders          16

Item 6.   Exhibits and Reports on Form 8-K                               16

          Signatures                                                     17

SUBURBAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)                                        June 30,       December 31,
                                                      1994               1993
  			                                        _____________      _____________
ASSETS
Cash and due from banks                      $  60,063,913      $  50,010,965
Interest-bearing deposits with banks             1,369,757          2,282,212
Federal funds sold and resale agreements        66,295,000         57,025,000
Investment securities available for sale,
  at fair value in 1994, and at lower of
  cost or fair value in 1993 (Note 4)          464,734,143        401,194,961
Mortgage-backed and related securities
  available for sale, at fair value
  in 1994 and at lower of cost
  or fair value in 1993 (Note 4)               160,739,149        187,614,298
Loans                                          604,576,492        578,027,259
  Less allowance for loan losses               (11,566,830)       (11,074,631)
                                             _____________      _____________
  Net loans                                    593,009,662        566,952,628
Buildings, equipment and
  leasehold improvements, net                   24,699,862         23,621,140
Goodwill and other intangibles, net              8,032,239          8,495,415
Accrued interest and other assets               22,046,026         18,911,387
                                             _____________      _____________
  TOTAL ASSETS                              $1,400,989,751     $1,316,108,006
                                            ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                       $  256,208,641     $  229,293,520
  Interest-bearing                           1,008,815,917        962,754,364
                                             _____________      _____________
  Total deposits                             1,265,024,558      1,192,047,884
Federal funds purchased and
  repurchase agreements                         20,541,552         13,410,412
Notes payable                                    3,800,000            500,000
Accrued interest and other liabilities          11,840,917          9,341,264
                                             _____________      _____________
  Total liabilities                          1,301,207,027      1,215,299,560
                                             _____________      _____________
Stockholders' equity
Preferred stock, no par value,
  500,000 shares authorized; none issued                 -                  -
Common stock:
  Class A, $1 par value; 6,000,000 shares
  authorized; shares issued 3,149,863
  in 1994; 3,141,834 in 1993                     3,149,863          3,141,834
  Class B, $1 par value; 3,000,000 shares
  authorized; shares issued 1,284,221
  in 1994; 1,292,250 in 1993                     1,284,221          1,292,250
Surplus                                         41,931,982         41,931,982
Retained earnings                               77,224,330         72,912,667
Unrealized holding losses, net of deferred
  tax benefit of $1,142,823
  in 1994 (Note 4)                              (2,122,384)                 -
Treasury stock, at cost,
  1,064,084 shares in 1994;
  and 987,078 shares in 1993                   (21,685,288)       (18,470,287)
                                            ______________     ______________
  Total stockholders' equity                    99,782,724        100,808,446
                                            ______________     ______________
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $1,400,989,751     $1,316,108,006
                                            ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR SIX MONTHS ENDED JUNE 30, 1994 AND 1993

(Unaudited)
                                                        1994           1993
                                                  __________     __________
INTEREST INCOME
Interest and fees on loans                       $24,486,108    $21,758,217
Interest on securities available for sale:
  U.S. Treasury securities                         7,643,205      7,251,758
  Obligations of other U.S. government
     agencies and corporations                     5,164,195      5,476,320
  Obligations of states and political
     subdivisions                                  2,983,996      2,957,449
  Other securities                                    61,405        229,729
Interest on federal funds sold
   and resale agreements                           1,117,181        936,316
Interest on deposits with banks                       47,502          3,971
                                                 ___________    ___________
                                                  41,503,592     38,613,760
                                                 ___________    ___________
INTEREST EXPENSE
Interest on deposits                              15,565,095     15,202,403
Interest on notes payable                             65,707         50,496
Other interest expense                               390,985        383,093
                                                 ___________    ___________
                                                  16,021,787     15,635,992
                                                 ___________    ___________
  Net interest income                             25,481,805     22,977,768
Provision for loan losses                            597,200      1,395,000
                                                 ___________    ___________
  Net interest income after
      provision for loan losses                   24,884,605     21,582,768
                                                 ___________    ___________

NONINTEREST INCOME
Service fees                                       5,282,886      4,808,126
Securities gains (losses)                           (104,291)     1,087,877
Trust department income                              602,664        438,998
Other income                                         670,052        478,951
                                                 ___________    ___________
                                                   6,451,311      6,813,952
                                                 ___________    ___________
NONINTEREST EXPENSE
Salaries and employee benefits                    11,468,617      9,821,102
Occupancy expense, net                             1,998,463      2,107,614
Furniture and equipment expense                    1,708,146      1,496,622
Deposit insurance expense                          1,322,933      1,182,740
Merger related charges (Note 6)                      806,253              -
Other expenses                                     5,539,719      5,076,903
                                                 ___________    ___________
                                                  22,844,131     19,684,981
                                                 ___________    ___________
  Income before income taxes and cumulative
    effect of a change in
    accounting principle                           8,491,785      8,711,739
Applicable income taxes (Note 5)                   2,533,474      2,174,506
                                                 ___________    ___________
  Income before cumulative effect of a
    change in accounting principle                 5,958,311      6,537,233
                                                 ___________    ___________
Cumulative effect on prior years of a change
  in accounting for income taxes (Note 5)                  -      1,500,000
                                                 ___________    ___________
   Net income                                    $ 5,958,311    $ 8,037,233
                                                 ===========    ===========
Per common share based upon a daily weighted
    average shares of outstanding of               3,405,738      3,342,057
  Income before cumulative effect of a change
    in accounting principle, per share                $ 1.75         $ 1.96
  Net income, per share                               $ 1.75         $ 2.40
Dividends per common share
  Class A Common                                     $ 0.500        $ 0.440
  Class B Common                                     $ 0.455        $ 0.400

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THREE MONTHS ENDED JUNE 30, 1994 AND 1993

(Unaudited)
                                                        1994           1993
                                                  __________     __________
INTEREST INCOME
Interest and fees on loans                       $12,650,118    $11,054,930
Interest on securities available for sale:
  U.S. Treasury securities                         4,099,803      3,508,859
  Obligations of other U.S. government
     agencies and corporations                     2,486,134      2,819,852
  Obligations of states and political
     subdivisions                                  1,524,270      1,526,468
  Other securities                                    25,893        108,875
Interest on federal funds sold
   and resale agreements                             632,527        459,671
Interest on deposits with banks                       20,580          1,824
                                                 ___________    ___________
                                                  21,439,325     19,480,479
                                                 ___________    ___________
INTEREST EXPENSE
Interest on deposits                               8,068,631      7,588,387
Interest on notes payable                             55,217         14,849
Other interest expense                               197,495        188,280
                                                 ___________    ___________
                                                   8,321,343      7,791,516
                                                 ___________    ___________
  Net interest income                             13,117,982     11,688,963
Provision for loan losses                            299,000        568,000
                                                 ___________    ___________
  Net interest income after
      provision for loan losses                   12,818,982     11,120,963
                                                 ___________    ___________

NONINTEREST INCOME
Service fees                                       2,537,904      2,545,340
Securities gains (losses)                            (30,829)       524,026
Trust department income                              325,445        235,727
Other income                                         389,016        255,858
                                                 ___________    ___________
                                                   3,221,536      3,560,951
                                                 ___________    ___________
NONINTEREST EXPENSE
Salaries and employee benefits                     5,751,546      4,914,008
Occupancy expense, net                               969,848        993,614
Furniture and equipment expense                      875,231        750,540
Deposit insurance expense                            664,607        590,439
Merger related charges (Note 6)                      806,253              -
Other expenses                                     3,022,717      2,682,469
                                                 ___________    ___________
                                                  12,090,202      9,931,070
                                                 ___________    ___________
  Income before income taxes and cumulative
    effect of a change
    in accounting principle                        3,950,316      4,750,844
Applicable income taxes (Note 5)                   1,315,905      1,199,700
                                                 ___________    ___________
  Income before cumulative effect of a
    change in accounting principle                 2,634,411      3,551,144
                                                 ___________    ___________
Cumulative effect on prior years of a change
  in accounting for income taxes (Note 5)                  -              -
                                                 ___________    ___________
  Net income                                     $ 2,634,411    $ 3,551,144
                                                 ===========    ===========
Per common share based upon a daily weighted
   average shares of outstanding of                3,370,000      3,341,816
  Income before cumulative effect of a change
    in accounting principle, per share                $ 0.78         $ 1.06
  Net income, per share                               $ 0.78         $ 1.06
Dividends per common share
  Class A Common                                     $ 0.250        $ 0.220
  Class B Common                                     $ 0.227        $ 0.200

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1994, 1993

(Unaudited)
                                                        1994           1993
                                                 ___________    ___________
OPERATING ACTIVITIES

  Net income                                     $ 5,958,311    $ 8,037,233
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Cumulative effect on prior years of a
      change in accounting principles                      -     (1,500,000)
     Provision for loan losses                       597,200      1,395,000
     Depreciation and amortization of
     premises and equipment                        1,684,265      1,560,320
     Loss (Gains) on sales
     of securities held for sale                     104,291     (1,087,877)
     Amortization and accretion on securities      3,452,933      2,562,389
     Losses (gains) on sale of other real estate       3,921         13,030
     Amortization of goodwill
     and other intangibles                           463,176        364,474
     Deferred income taxes                          (195,129)      (333,420)
     Increase in interest receivable              (1,846,341)       319,109
     Increase (decrease) in interest payable         169,260        (18,464)
     Others - net                                  2,074,924      1,506,001
                                                 ___________    ___________
     Net cash provided
        by operating activities                   12,466,811     12,817,795
                                                 ___________    ___________
INVESTING ACTIVITIES

  Net decrease in interest-bearing
     deposits with banks                             912,455        159,932
  Net (increase) decrease in federal funds sold
   and resale agreements                          (9,270,000)     5,030,000
  Purchases of investment securities
     available for sale                         (223,536,658)   (42,019,972)
  Purchases of mortgage backed securities
     available for sale                           (7,683,000)  (107,267,539)
  Proceeds from sales of investment
     securities available for sale                99,923,492     33,199,780
  Proceeds from sales of mortgage backed
   securities available for sale                           -     33,483,197
  Proceeds from maturities and principle
     reductions of investment securities
     available for sale                           65,172,298     31,501,250
  Proceeds from maturities and principle
     reductions of mortgage backed
     securities available for sale                22,637,404     23,172,743
  Net increase in loans                          (26,811,508)   (36,995,528)
  Purchases of premises and equipment             (2,762,987)    (1,095,187)
  Proceeds from sale of land held for sale                 -      1,036,000
  Proceeds from sale of other real estate            458,476        964,009
                                                 ___________    ___________
     Net cash used
        in investing activities                  (80,960,028)   (58,831,315)
                                                 ___________    ___________

SUBURBAN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1994, 1993 - CONTINUED

(Unaudited)
                                                        1994           1993
                                                 ___________    ___________
FINANCING ACTIVITIES
  Net increase in deposits                        72,976,674     45,569,589
  Net increase in securities sold
     under repurchase agreements                   7,131,140      8,266,064
  Proceeds from notes payable                      5,750,000        850,000
  Payment of notes payable                        (2,450,000)    (4,350,000)
  Purchase of treasury stock                      (3,215,001)      (220,000)
  Cash dividends paid                             (1,646,648)    (1,420,327)
                                                 ___________    ___________
     Net cash provided
     by financing activities                      78,546,165     48,695,326
                                                 ___________    ___________
Net increase in cash
  and due from banks                              10,052,948      2,681,806
Cash and due from banks
  at beginning of year                            50,010,965     52,081,494
                                                 ___________    ___________
Cash and due from banks
  at end of period                               $60,063,913    $54,763,300
                                                 ===========    ===========

Supplemental disclosures as to cash flow:
 Cash paid during the period for:
  Interest                                       $15,762,527    $15,645,423
                                                 ===========    ===========

  Income taxes                                   $ 2,745,000    $ 2,665,000
                                                 ===========    ===========

 Transfer to other real estate from loans        $   164,405    $    90,100
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN BANCORP, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

  The six months and quarterly consolidated financial statements of Suburban Bancorp, Inc. ("the Company") include the accounts of the Company and its wholly owned subsidiaries, and have been prepared without audit from the
books and records of the Company.   All adjustments included in these consol-
idated financial statements are of a normal recurring nature and reflect all adjustments and disclosures which are, in the opinion of management, neces-sary for a fair presentation of the results of operation for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2.  Loans

  The major classifications of loans at June 30, 1994 and December 31, 1993 were as follows:

                                                     June 30,   December 31,
                                                        1994           1993
                                                 ___________    ___________
  Commercial and industrial                      $99,421,096    $92,827,896
  Real estate-construction                        36,152,973     37,213,612
  Real estate-mortgage
     Residential                                 255,591,727    241,991,588
     Home equity                                  43,444,773     41,339,297
     Commercial                                  132,299,241    126,345,626
     Consumer                                     40,231,036     40,946,572
                                                 ___________    ___________
  Total loans                                    607,140,846    580,664,591
     Deferred loan fees                           (1,965,171)    (1,980,955)
     Unearned discount                              (599,183)      (656,377)
                                                 ___________    ___________
                                                 604,576,492    578,027,259
  Allowance for loan losses                      (11,566,830)   (11,074,631)
                                                 ___________    ___________
                                                $593,009,662   $566,952,628
                                                ============   ============


SUBURBAN BANCORP, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

     Changes in the allowance for loan losses were as follows:

                                                  Six Months Ended June 30,
                                                 __________________________
                                                        1994           1993
                                                 ___________    ___________
  Balance, beginning                             $11,074,631    $ 9,602,586
  Provision charged to operations                    597,200      1,395,000
  Recoveries                                         316,843        391,299
  Loans charged off                                 (421,844)      (931,894)
                                                 ___________    ___________
     Balance, ending                             $11,566,830    $10,456,991
                                                 ===========    ===========

Note 3. Commitments and Contingent Liabilities

  In the normal course of business, the Company's subsidiary banks make con-tractual commitments to extend credit and issue standby letters of credit. These contracted commitments are subject to the banks' credit approval and monitoring procedures. Contracted commitments to extend credit aggregated approximately $65,412,000 and $35,862,000 at June 30, 1994 and December 31, 1993, respectively. Commitments under standby letters of credit aggregated $10,310,000 and $7,844,000 at June 30, 1994 and December 31, 1993, respec-
tively. The Company does not anticipate any material losses as a result of such commitments and contingent liabilities.

  The Company is a defendant in legal actions arising from normal business activities. Management believes that the ultimate liability, if any, result-ing from these legal actions will not materially affect the Company's finan-cial position.

Note 4. Securities

  Effective January 1, 1994, the Company adopted Statement of Financial Ac-counting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which resulted in an increase to stockhold-ers' equity, on that date, of $8,751,432, net of deferred taxes of $4,712,309. SFAS 115 requires that all debt and equity securities be classi-fied as: held to maturity, trading assets, or available for sale. Securities held to maturity are classified as such only when the Company determines it has the ability and intent to hold these securities to maturity. Trading account assets include securities acquired as part of trading activities and

SUBURBAN BANCORP, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

are typically purchased with the expectation of near-term profit. All secu-rities not qualifying for held to maturity or trading treatment are classi-fied as available for sale, even if the Company has no intention to sell the security.

  Securities available-for-sale, which include securities to be held for indefinite periods of time and which may be sold, are carried at fair value with unrealized holding gains and losses included, on an after-tax basis, in a separate component of stockholders' equity.

  Application of SFAS 115 to prior periods is not permitted and, accordingly, prior period financial statements have not been restated to reflect the change in accounting principle. There is no cumulative effect on the Com-pany's Consolidated Statement of Income for the six months ended June 30, 1994, from adopting SFAS 115. The ending balance of Stockholders' Equity was decreased by $2,122,384, which represents the unrealized holding losses, net of deferred tax benefit of $1,142,823.

Note 5.  Change in Accounting For Income Taxes

  Effective January 1, 1993, the Company adopted Statement of Financial Ac-counting Standards No. 109, "Accounting for Income Taxes," prospectively.
The cumulative effect of adopting this standard was to increase income by
$1,500,000, ($0.45 per share) for the first quarter of 1993.   The impact
resulted from the requirement to adjust the net deferred tax asset to the rate of 34%, expected to be in effect when the assets are recognized. Subse-quent to the first quarter of 1993 and as a consequence of the enactment of the Revenue Reconciliation Act of 1993, the effective federal income tax rate was increased to 35%.

  The provisions for income tax expense were as follows:

                                                  Six Months Ended June 30,
                                                 __________________________
                                                        1994           1993
                                                 ___________    ___________
Current federal                                  $ 2,728,603    $ 2,507,926
Deferred                                            (195,129)      (333,420)
                                                 ___________    ___________
                                                 $ 2,533,474    $ 2,174,506
                                                 ===========    ===========

SUBURBAN BANCORP, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Note 6.  Pending Merger

  On April 15, 1994, the Company entered into a Merger Agreement providing for the merger of the Company with and into Harris Bankmont, Inc., a wholly-owned subsidiary of Bank of Montreal ("BMO"). Pursuant to the agreement, each issued and outstanding share of the Company's Class A and Class B Common Stock will be exchanged for shares of BMO common stock based on a conversion rate of 3.9352 shares of BMO common stock for each share of the Company's Class A and Class B Common Stock, subject to adjustment. The consummation of the merger is subject to regulatory approval and approval of the Company's stockholders, among other conditions. Stockholders owning shares represent-ing more than a majority of the voting power of the Company have entered into a Voting Agreement pursuant to which they have agreed to vote in favor of the merger.

  Merger related charges represent legal, investment banking and other con-sulting fees incurred in connection with the pending merger. These charges are not deductible for income tax purposes, and accordingly the provision for income tax expense does not include the corresponding benefit normally asso-ciated with deductible charges.

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operation

RESULTS OF OPERATIONS

  Income before the cumulative effect of a change in accounting principle for the first half of 1994, amounted to $5.96 million, or $1.75 per share, com-pared to income of $6.54 million, or $1.96 per share, in the first half of 1993. The decrease in earnings for the first six months of 1994 was primari-ly the result of nonrecurring merger related charges amounting to $806,000, or $0.24 per share. Net income for the first half of 1994, was $5.96 mil-lion, or $1.75 per share, compared to $8.04 million, or $2.40 per share, for the same period in 1993. The 1993 net income included a cumulative effect of a change in accounting principle of $1.5 million, or $0.45 per share.

  Net interest margin, the Company's net interest income expressed as a per-centage of average earning assets, on a fully taxable equivalent basis, was 4.45% for the second quarter of 1994, compared to 4.55% for the same period in 1993. The net interest margin earned in the second quarter of 1994 is an increase from the 4.34% level attained in the first quarter of 1994.

  Short-term interest rates rose significantly in the first half of 1994, which may benefit the Company's net interest margin in future quarters. On average, new securities are being purchased at higher yields than those maturing. In addition, adjustable rate mortgage backed securities have begun resetting upward in response to the higher short-term interest rates. If prevailing short-term interest rates continue to increase, the Company's net interest margin will depend, in part, on the Company's ability to generate loan growth in excess of deposit growth and contain interest expense.

  Noninterest income, exclusive of security gains and losses, for the first half of 1994 increased 14% from the 1993 level. The increase in revenue from service fees was driven primarily by fees generated by mortgage origination activity, on mortgage loans sold in the secondary market. Security losses were recognized in the first six months of 1994 on the sale of selected secu-rities which were sold to increase the yield of the Company's investment portfolio by utilizing the tax benefit associated with the losses on these sales and reinvesting the proceeds at higher prevailing interest rates.

  Noninterest expense for the first half of 1994 increased 16% over the com-parable period in 1993, driven principally by increases in salaries and em-ployee benefits and other expenses. Increases in salaries and employee bene-fits were the result of increased staffing levels required by increases in
mortgage origination and trust activity.   Merger related charges include
legal, investment banking and other consulting fees incurred in connection with the pending merger with the Bank of Montreal.

Allowance for Loan Losses

  The $597,200 provision for loan losses during first half of 1994 increased the allowance for loan losses to $11.6 million, or 1.9% of quarter end loans. In the opinion of management, the June 30, 1994 allowance for loan losses is adequate to absorb all future losses inherent in the Company's consolidated loan portfolio at that date.

FINANCIAL CONDITION

  The Company's deposits grew by $73 million from year-end 1993, representing an annualized growth rate of 12.2%. Funds provided by this growth were in-vested primarily in securities available for sale and loans, which grew at annualized growth rates of 12.5% and 9.2%, respectively.

  The following table presents major components of deposits at June 30, 1994 and December 31, 1993.

                                       June 30,   December 31,
                                           1994           1993          Change
                                  _____________  _____________   _____________
  Noninterest-bearing             $ 256,208,641  $ 229,293,520   $  26,915,121
  Regular savings                   112,845,258    109,510,121       3,335,137
  NOW accounts                      156,801,698    156,489,398         312,300
  Money market                      404,277,825    382,387,432      21,890,393
  Certificates of deposit
  $100,000 and over                  69,176,970     66,770,364       2,406,606
  Certificates of deposit           182,389,012    167,005,993      15,383,019
  Individual retirement accounts     83,325,154     80,591,056       2,734,098
                                  _____________  _____________    ____________
                                 $1,265,024,558 $1,192,047,884    $ 72,976,674
                                 ============== ==============    ============

Nonperforming Assets and Loan Charge-offs

  The following table presents nonperforming assets at June 30, 1994 and December 31, 1993.

                                                    June 30,   December 31,
                                                        1994           1993
                                                  __________     __________
  Other real estate                               $1,405,466     $1,703,458
  Nonaccrual loans                                 6,112,075      6,222,529
  Restructured loans                                 623,457         89,805
  Loans past due 90 days and over                    730,377        902,469
                                                   _________      _________
  Total                                           $8,871,375     $8,918,261
                                                  ==========     ==========

  Nonperforming assets have remained relatively stable from the December 31, 1993 level. The allowance for loan losses represented 155% of total nonper-forming loans and 130% of total nonperforming assets at June 30, 1994.

  The following table presents loan charge-offs and recoveries recorded by the Company during the first half of 1994.

                                    Charge-offs   Recoveries            Net
                                    ___________   __________     __________
  Commercial                          $(262,731)    $162,721      $(100,010)
  Consumer                              (72,375)      93,684         21,309
  Real Estate                           (86,738)      60,438        (26,300)
                                     __________     ________      _________
                                      $(421,844)    $316,843      $(105,001)
                                      =========     ========      =========

Capital Resources

  Stockholders' equity at June 30, 1994, was $99.8 million, a slight decrease from the $100.8 million level at December 31, 1993. Management believes the Company remains well capitalized. Stockholders equity represented 7.12% of total assets at June 30, 1994, compared to 7.66% at December 31, 1993.

  Bank regulators have established capital guidelines which have been phased in over several years and are currently effective in their entirety. The guidelines assign different risk weighting to assets and certain off-balance sheet activities. Capital is defined as: Tier I Capital, which includes stockholders' equity reduced by intangibles; and Tier II Capital, which in-cludes certain long-term debt and a portion of the allowance for loan losses. The guidelines require that bank holding companies must have ratios of at least 4% and 8% for Tier I and total capital (which includes Tier II Capital), respectively. At June 30, 1994, the Company's ratio of Tier I Capital and total capital to risk adjusted assets was 14.39% and 15.64%, respectively, substantially exceeding the minimum standards.

  The elements of the Company's Risk-based Capital levels, on a fully phased in basis, are shown below (dollars in thousands):

                                                     June 30,   December 31,
                                                        1994           1993
                                                    ________       ________
Stockholders' equity                                 $99,783       $100,808
  Unrealized holding losses                            2,122              -
  Less:  Goodwill and other intangibles               (8,032)        (8,495)
                                                    ________       ________
Total Tier I capital                                  93,873         92,313

  Allowable allowance for loan losses                  8,152          7,946
                                                    ________       ________
Total Tier II capital                                  8,152          7,946
                                                    ________       ________
Total capital                                      $ 102,025      $ 100,259
                                                   =========      =========

Risk-adjusted assets                                $652,138       $635,694
                                                    ========       ========

Tier I capital to risk-adjusted assets                 14.39%         14.52%
                                                       =====          =====

Total capital to risk-adjusted assets                  15.64%         15.77%
                                                       =====          =====

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

         a) The Annual Meeting of Stockholders of the Company was held April 15, 1994.

         b) Without solicitation in opposition, the following nominees listed in its Proxy Statement soliciting proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Act") were elected as Direc-tors to the Board of Directors of the Company:

Directors Elected by Holders of Class A Common Stock

                                                  Votes      Broker
  Name                            Votes For    Withheld   Non Votes
_____________________             _________    ________   _________
John V. Crowe                     1,440,576      22,924         0
Joseph F. Lizzadro                1,445,848      17,652         0
James H. Sammons, M.D.            1,440,576      22,924         0

Directors Elected by Holders of Class B Common Stock

                                                  Votes      Broker
  Name                            Votes For    Withheld   Non Votes
_____________________             _________    ________   _________

Francis Catini                    11,434,960     3,080          0
Donald J. Cooney                  11,434,960     3,080          0
Gerald F. Fitzgerald              11,434,960     3,080          0
Gerald F. Fitzgerald, Jr.         11,434,960     3,080          0
James G. Fitzgerald               11,434,960     3,080          0
Thomas G. Fitzgerald              11,434,960     3,080          0
Richard J. Riordan                11,434,960     3,080          0

Item 6.  Exhibits and Reports on Form 8-K

  (a)    None

  (b) On April 18, 1994, The Company filed Form 8-K Current Report dated April 15, 1994 which described, pursuant to Item 2 of such Report, the pend-ing merger and related Merger Agreement, dated April 15, 1994, by and among the Company, Bank of Montreal and Harris Bankmont, Inc.






      PAGE 17
                                                 SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUBURBAN BANCORP, INC.
                                        (Registrant)



Date: July 29, 1994                     By: /s/ Gerald F. Fitzgerald, Jr.
________________________                ____________________________

                                        Gerald F. Fitzgerald Jr.
                                        President and
                                        Chief Executive Officer



Date: July 29, 1994                     By: /s/ Edward C. Murawski
________________________                ____________________________

                                        Edward C. Murawski,
                                        Senior Vice President and
                                        Chief Accounting Officer